Form 10-Q
period 2015-06-30
Scor International Foods, Inc.
filed 2015-08-12
CIK 1635607

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended June 30, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 333-203239

SCOR INTERNATIONAL FOODS, INC.

 (Exact Name of Small Business Issuer as specified in its charter)

Delaware	30-0856479
(State or other jurisdiction incorporation or organization)	(IRS Employer File Number)

539 Jarvis Street
Suite M2
Toronto, Ontario, Canada	M4Y 2H7
(Address of principal executive offices)	(zip code)

(416)-835-7669
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T(Section 232.405 of this chapter) during the preceding 12 months(or such shorter period that the registrant was required to submit and post such files.   Yes  ☐   No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)   Yes  ☐   No  ☒

As of August 12, 2015, registrant had outstanding 39,798,000 shares of the registrant’s common stock.

FORM 10-Q

SCOR INTERNATIONAL FOODS, INC.

SCOR INTERNATIONAL FOODS, INC.

BALANCE SHEETS

(UNAUDITED)

	June 30,	December 31,
	2015	2014

ASSETS
Long term assets:
Deferred offering costs	$59,500	$—
Total assets	$59,500	$—

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$525	$1,350
Total current liabilities	525	1,350
Total liabilities	525	1,350

Stockholders' equity (deficit)
Common stock, $0.0001 par value, 150,000,000 shares authorized; 39,798,000 and 39,600,000 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	3,980	3,960
Additional paid-in-capital	64,536	(3,960)
Accumulated deficit	(9,541)	(1,350)
Total stockholders' equity (deficit)	58,975	(1,350)
Total liabilities and stockholders' equity (deficit)	$59,500	$—

The accompanying notes are an integral part of these unaudited financial statements.

SCOR INTERNATIONAL FOODS, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Six Months Ended June 30,	For the Three Months Ended June 30,
	2015	2015

Operating expenses:
General and administrative	$8,191	$4,691
Total operating expenses	8,191	4,691
Loss from operations	(8,191)	(4,691)

Loss before income taxes	(8,191)	(4,691)
Income taxes	—	—

Net loss	$(8,191)	$(4,691)

Net loss per share, basic and diluted	$(0.00)	$(0.00)

Weighted average number of shares outstanding
basic and diluted	39,772,978	39,798,000

The accompanying notes are an integral part of these unaudited financial statements.

SCOR INTERNATIONAL FOODS, INC.

STATEMENT OF CASH FLOWS

(UNAUDITED)

For the Six Months Ended June 30, 2015

Cash flows from operating activities:
Net loss	$(8,191)
Adjustments to reconcile net loss to net cash provided by operating activities:
Expenses paid by founders	8,016
Changes in operating assets and liabilities:
Accounts payable	175
Net cash provided by operating activities	—

Net increase in cash	—

Cash at beginning of period	—
Cash at end of period	$—

Non-cash investing and financing activities:
Accounts payable paid by founders	$1,000
Stock issued for deferred offering costs	49,500
Deferred offering costs paid by founders	10,000

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$—
Income taxes	—

The accompanying notes are an integral part of these unaudited financial statements.

SCOR INTERNATIONAL FOODS, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2015

NOTE 1 – ORGANIZATION AND PRINCIPAL ACTIVITIES

Scor International Foods, Inc. (“Scor” or “Company”) was established on December 19, 2014 in the State of Delaware.

The Company intends to engage in the business of providing value-added production in the Ethnic Food manufacturing and distribution industry with product sold through large retailers and foodservice distributors. The Company will source ingredients from all over the world, but primarily Canada. Once product is sourced, the Company will provide saucing, breading, rolling, topping, mixing, vacuum packaging, and retail and foodservice packaging. The Company’s immediate plan is to generate revenue by way of the sale of prepackaged ethnic food items to consumers, through the use of third party distributors. The Company intends to contract with distributors that will deliver our products by truck to retail and food service locations. Currently, the company does not have formal contracts with distributors, but is currently searching for potential distributors as well as retailers that would be willing to stock our products.

The Company plans to further expand its value-added product line and then to expand into its own production facilities in both Canada and the United States. Products will be sold in Canada and in the United States. Currently, the Company does not have any pending acquisitions of distribution or production assets.

On December 19, 2014 the Company’s articles of incorporation were adopted. Pursuant to the articles of incorporation, the Company is authorized to issue 150,000,000 shares of common stock, each having a par value of $0.0001, with each share of common stock entitled to one vote for all matters on which a shareholder vote is required or requested.

NOTE 2 – BASIS OF PRESENTATION

The financial statements are presented in United States dollars (“USD”).

The interim unaudited financial statements as of June 30, 2015, and for the six months ended June 30, 2015 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period. They do not include all of the information and footnotes required by GAAP for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2014 as filed in the Company’s Form S-1 filed with the Commission on July 17, 2015.

The Company operates in one segment in accordance with accounting guidance Financial Accounting Standards Board (“FASB”) ASC Topic 280, Segment Reporting. Our Chief Executive Officer has been identified as the chief operating decision maker as defined by FASB ASC Topic 280.

The Accounting Standards Codification (“Codification” or “ASC”) is the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with generally accepted accounting principles in the United States (“GAAP”).

Fiscal year end

The Company’s fiscal year end is December 31.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company had an accumulated deficit of $9,541 and $1,350 as of June 30, 2015 and December 31, 2014, respectively, had net losses of $4,691 and $8,191 for the three and six months ended June 30, 2015, respectively, with no revenue earned since inception, and a lack of operational history. These matters, among others, raise substantial doubt about our ability to continue as a going concern.

While the Company is attempting to commence operations and generate revenues, the Company’s cash position may not be significant enough to support the Company’s daily operations. Management intends to raise additional funds by way of a public or private offering. Management believes that the actions presently being taken to further implement its business plan and generate revenues provide the opportunity for the Company to continue as a going concern. While the Company believes in the viability of its strategy to generate revenues and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate revenues.

The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 – stock transactionS

Common Stock

On January 22, 2015, the Company entered into an agreement with an unrelated third party, pursuant to which the Company will be provided with outsourced legal services for 198,000 shares of restricted common stock, valued at $49,500 (based on the estimated fair value of the stock on the date of grant). The fair value of the common stock was recognized as deferred offering costs to be offset against the IPO proceeds upon the consummation of the offering.

On December 19, 2014 the Company’s articles of incorporation were adopted. Pursuant to the articles of incorporation, the Company is authorized to issue 150,000,000 shares of common stock, each having a par value of $0.0001, with each share of common stock entitled to one vote for all matters on which a shareholder vote is required or requested.

On December 19, 2014, the Company issued 39,600,000 restricted common shares to founders, valued at $3,960 (based on the par value on the date of grant). The issuance was an isolated transaction not involving a public offering pursuant to Section 4(2) of the Securities Act of 1933.

NOTE 4 – Related Party Transactions

The Company has not yet established a bank account. All Company expenses are paid by the sole officer and Director on behalf of the Company. $0 was paid by the sole officer and Director on behalf of the Company during 2014 and $19,016 was paid on behalf of the Company between for the six months ended June 30, 2015.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

Legal

The Company is not involved in any legal matters arising in the normal course of business. While incapable of estimation, in the opinion of the management, the individual regulatory and legal matters in which it might involve in the future are not expected to have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SELECTED FINANCIAL DATA

The following table summarizes our selected financial data for the periods and as of the dates indicated. Our selected balance sheet data as of December 31, 2014, has been derived from our audited financial statements as filed in the Company’s Form S-1 filed with the Commission on July 17, 2015. Our selected statements of operations data for the three and six months ended June 30, 2015 and our selected balance sheet data as of June 30, 2015, have been derived from our unaudited interim financial statements included elsewhere in this filing. The unaudited interim condensed financial statements have been prepared on the same basis as the annual audited financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair presentation of the information for the periods presented. Our financial statements are prepared and presented in accordance with generally accepted accounting principles in the United States. Our historical results are not necessarily indicative of the results to be expected for any future periods. Our selected financial data should be read together with the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and with our financial statements and their related notes, which are included elsewhere in this prospectus.

	For the Six Months Ended June 30,	For the Three Months Ended June 30,
	2015	2015
	(unaudited)	(unaudited)
Operating expenses:
General and administrative	$8,191	$4,691
Total operating expenses	8,191	4,691
Loss from operations	(8,191)	(4,691)

Loss before income taxes	(8,191)	(4,691)
Income taxes	—	—

Net loss	$(8,191)	$(4,691)

Net loss per share, basic and diluted	$(0.00)	$(0.00)

Weighted average number of shares outstanding
basic and diluted	39,772,978	39,798,000

	June 30,	December 31,
	2015	2014
	(unaudited)
ASSETS
Long term assets:
Deferred offering costs	$59,500	$—
Total assets	$59,500	$—

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$525	$1,350
Total current liabilities	525	1,350
Total liabilities	525	1,350

Stockholders' equity (deficit)
Common stock, $0.0001 par value, 150,000,000 shares authorized; 39,798,000 and 39,600,000 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	3,980	3,960
Additional paid-in-capital	64,536	(3,960)
Accumulated deficit	(9,541)	(1,350)
Total stockholders' equity (deficit)	58,975	(1,350)
Total liabilities and stockholders' equity (deficit)	$59,500	$—

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with the section entitled “Selected Financial Data” and our financial statements and related notes included elsewhere in this Information Statement. Some of the information contained in this discussion and analysis or set forth elsewhere in this Information Statement, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. See “Cautionary Note Regarding Forward-Looking Statements.” Our actual results may differ materially from those described below. You should read the “Risk Factors” section of this Information Statement for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

Scor International Foods, Inc. (“we” “our”or “us”) was established on December 19, 2014 in the State of Delaware.

We intend to engage in the business of providing value-added production in the Ethnic Food manufacturing and distribution industry with product sold through large retailers and foodservice distributors. We will source ingredients from all over the world, but primarily Canada. Once product is sourced, we will provide saucing, breading, rolling, topping, mixing, vacuum packaging, and retail and foodservice packaging.

We plan to further expand our value-added product line and then to expand into our own production facilities in both Canada and the United States. Products will be sold in Canada and the United States.

On December 19, 2014 our articles of incorporation were adopted. Pursuant to the articles of incorporation, we are authorized to issue 150,000,000 shares of common stock, each having a par value of $0.0001, with each share of common stock entitled to one vote for all matters on which a shareholder vote is required or requested.

Recent Developments

Common Stock

On December 19, 2014, we issued 39,600,000 restricted common shares to founder’s, valued at $3,960 (based on the par value on the date of grant). The issuance was an isolated transaction not involving a public offering pursuant to Section 4(2) of the Securities Act of 1933.

On December 19, 2014 our articles of incorporation were adopted. Pursuant to the articles of incorporation, we are authorized to issue 150,000,000 shares of common stock, each having a par value of $0.0001, with each share of common stock entitled to one vote for all matters on which a shareholder vote is required or requested.

On January 22, 2015, the Company issued 198,000 common shares for legal services, valued at $49,500 (based on the estimated fair value of the stock on the date of grant) and recognized as deferred offering costs.

Limited Operating History; Need for Additional Capital

There is no historical financial information about us on which to base an evaluation of our performance. To date, we have not generated any revenues from operations. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, and possible cost overruns due to increases in the cost of services. To become profitable and competitive, we must receive additional capital. We have no assurance that future financing will materialize. If that financing is not available we may be unable to continue operations.

Overview

The following Management’s Discussion and Analysis (“MD&A”) or Plan of Operations includes the following sections:

•	Plan of Operations

•	Results of Operations

•	Liquidity and Capital Resources

•	Capital Expenditures

•	Going Concern

•	Critical Accounting Policies

•	Off-Balance Sheet Arrangements

Plan of Operations

We have not begun our planned principal operations. Operating revenues are expected to be significant in fiscal year 2015 as we continue to develop and provide value-added production in the Ethnic Food manufacturing and distribution industry with product sold through large retailers and foodservice distributors, as well as expand our value-added production facilities to additional geographic regions in Canada and the United States.

At June 30, 2015 we had no cash.

How We Generate Revenue

We expect to recognize revenues in accordance with the guidelines of the Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 104 “Revenue Recognition”.

Under SAB 104, four conditions must be met before revenue can be recognized: (i) there is persuasive evidence that an arrangement exists, (ii) delivery has occurred or service has been rendered, (iii) the price is fixed or determinable, and (iv) collection is reasonably assured.

General and administrative expenses consisted of professional service fees, and other general and administrative overhead costs. Expenses are recognized when incurred.

Depending on the extent of our future growth, we may experience significant strain on our management, personnel, and information systems. We will need to implement and improve operational, financial, and management information systems. In addition, we are implementing new information systems that will provide better record-keeping, customer service and billing. However, there can be no assurance that our management resources or information systems will be sufficient to manage any future growth in our business, and the failure to do so could have a material adverse effect on our business, results of operations and financial condition.

Results of Operations

For the Six Months Ended June 30, 2015

We had no operations or revenue for the six months ended June 30, 2015.

Operating expenses

For the six months ended June 30, 2015, we had general and administrative expenses of $8,191 primarily due to professional fees.

Net loss before income taxes

Net loss before income taxes for the six months ended June 30, 2015 totaled $8,191 primarily due to professional fees.

Assets and Liabilities

Assets were $59,500 as of June 30, 2015 consisting of deferred offering costs related to our initial public filing. Liabilities were $525 as of June 30, 2015. Liabilities consisted of accounts payable of $525.

Stockholders’ Equity

Stockholders’ equity was $58,975 as of June 30, 2015. Stockholder’s equity consisted primarily of shares issued to founders and services paid by founders of $19,016, shares issued for deferred offering costs associated with our initial public offering of $49,500, and the accumulated deficit at June 30, 2015 of $9,541.

For the Three Months Ended June 30, 2015

We had no operations or revenue for the three months ended June 30, 2015.

Operating expenses

For the three months ended June 30, 2015, we had general and administrative expenses of $4,691 primarily due to professional fees.

Net loss before income taxes

Net loss before income taxes for the three months ended June 30, 2015 totaled $4,691 primarily due to professional fees.

Liquidity and Capital Resources

General – Overall, we had limited cash flows for the six months ended June 30, 2015.

The following is a summary of our cash flows provided by (used in) operating, investing, and financing activities during the periods indicated:

Six Months Ended
June 30, 2015

Net cash provided by (used in):
Operating activities	$—
Investing activities	—
Financing acitivities	—

Net increase in cash and cash equivalents	$—

Cash Flows from Operating Activities – For the six months ended June 30, 2015 we had no cash flows provided by operations. During the six months ended June 30, 2015, net cash was primarily due to expenses paid by founders of $8,016, and an increase in accounts payable of $175, offset by a net loss of $8,191.

Financing – We expect that our current working capital position, together with our expected future cash flows from operations will be insufficient to fund our operations in the ordinary course of business, anticipated capital expenditures, debt payment requirements and other contractual obligations for at least the next twelve months. However, this belief is based upon many assumptions and is subject to numerous risks (see “Risk Factors”), and there can be no assurance that we will not require additional funding in the future.

We have no present agreements or commitments with respect to any material acquisitions of other businesses, products, product rights or technologies or any other material capital expenditures. However, we will continue to evaluate acquisitions of and/or investments in products, technologies, capital equipment or improvements or companies that complement our business and may make such acquisitions and/or investments in the future. Accordingly, we may need to obtain additional sources of capital in the future to finance any such acquisitions and/or investments. We may not be able to obtain such financing on commercially reasonable terms, if at all. Due to the ongoing global economic crisis, we believe it may be difficult to obtain additional financing if needed. Even if we are able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing, or cause substantial dilution for our stockholders, in the case of equity financing.

Stock Transactions

On January 22, 2015, the Company entered into an agreement with an unrelated third party, pursuant to which the Company will be provided with outsourced legal services for 198,000 shares of restricted common stock, valued at $49,500 (based on the estimated fair value of the stock on the date of grant). The fair value of the common stock was recognized as deferred offering costs.

On December 19, 2014, we issued 39,600,000 restricted common shares to founder’s, valued at $3,960 (based on the par value on the date of grant). The issuance was an isolated transaction not involving a public offering pursuant to Section 4(2) of the Securities Act of 1933.

On December 19, 2014 our articles of incorporation were adopted. Pursuant to the articles of incorporation, we are authorized to issue 150,000,000 shares of common stock, each having a par value of $0.0001, with each share of common stock entitled to one vote for all matters on which a shareholder vote is required or requested.

Capital Expenditures

Other Capital Expenditures

We expect to purchase approximately $125,000 of equipment in connection with the expansion of our business.

Fiscal year end

Our fiscal year end is December 31.

Going Concern

Our independent auditors have added an explanatory paragraph to their audit opinion issued in connection with our financial statements. We had an accumulated deficit of $9,541 and $1,350 as of June 30, 2015 and December 31, 2014, respectively, had net losses of $4,691 and $8,191 for the three and six months ended June 30, 2015, respectively, and limited cash provided by (used in) operating activities for the three and six months ended June 30, 2015, with no revenue earned since inception, and a lack of operational history.

While we are attempting to commence operations and generate revenues, our cash position may not be significant enough to support our daily operations. We intend to raise additional funds by way of a public or private offering. We believe that the actions presently being taken to further implement its business plan and generate revenues provide the opportunity for us to continue as a going concern. While we believe in the viability of our strategy to generate revenues and in its ability to raise additional funds, there can be no assurances to that effect. Our ability to continue as a going concern is dependent upon our ability to further implement our business plan and generate revenues.

The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Critical Accounting Policies

The Commission has defined a company’s critical accounting policies as the ones that are most important to the portrayal of our financial condition and results of operations and which require us to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, we have identified the critical accounting policies and judgments addressed below. We also have other key accounting policies that are significant to understanding our results.

The following are deemed to be the most significant accounting policies affecting us.

Use of Estimates

The preparation of these financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements and the reported amounts of net sales and expenses during the reported periods. Actual results may differ from those estimates and such differences may be material to the financial statements. The more significant estimates and assumptions by management include among others: property and equipment, foreign currency transactions and translations, and common stock valuation. The current economic environment has increased the degree of uncertainty inherent in these estimates and assumptions.

Income Taxes

We account for income taxes under an asset and liability approach. This process involves calculating the temporary and permanent differences between the carrying amounts of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The temporary differences result in deferred tax assets and liabilities, which would be recorded on our balance sheets in accordance with ASC 740, which established financial accounting and reporting standards for the effect of income taxes. We must assess the likelihood that its deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not likely, we must establish a valuation allowance. Changes in our valuation allowance in a period are recorded through the income tax provision on the statement of operations.

From the date of our inception we adopted ASC 740-10-30. ASC 740-10 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under ASC 740-10, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, ASC 740-10 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As a result of the implementation of ASC 740-10, we recognized no material adjustment in the liability for unrecognized income tax benefits.

Non-Cash Equity Transactions

Shares of equity instruments issued for non-cash consideration are recorded at the fair value of the consideration received based on the market value of services to be rendered, or at the value of the stock given, considered in reference to contemporaneous cash sale of stock.

Fair Value of Financial Instruments

We apply the provisions of accounting guidance, FASB Topic ASC 825 that requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value, and defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of June 30, 2015 and December 31, 2014, the fair value of accounts payable approximated carrying value due to the short maturity of the instruments, quoted market prices or interest rates which fluctuate with market rates.

Recent Accounting Pronouncements

In August 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40) – Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which provides guidance regarding management’s responsibility to assess whether substantial doubt exists regarding the ability to continue as a going concern and to provide related footnote disclosures. In connection with preparing financial statements for each annual and interim reporting period, management should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable). This ASU is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. We do not expect that the adoption of this ASU to have a material effect on our financial position, operations, or cash flows.

In June 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-10, “Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation.” This ASU removes the definition of a development stage entity from the ASC, thereby removing the financial reporting distinction between development stage entities and other reporting entities from GAAP. In addition, the ASU eliminates the requirements for development stage entities to (1) present inception-to-date information in the statements of operations, cash flows, and stockholders’ equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. In addition, ASU 2014-10 requires an entity that has not commenced principal operations to provide disclosures about the risks and uncertainties related to the activities in which the entity is currently engaged and an understanding of what those activities are being directed toward. This ASU is effective for annual reporting periods beginning after December 15, 2014, and interim periods therein. Early adoption is permitted. We have elected to adopt this ASU and its adoption resulted in the removal of previously required development stage disclosures. Adoption of this ASU did not impact our financial position, operations or cash flows.

In April 2015, the FASB issued ASU 2015-03, “Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs”. This standard update requires an entity to present debt issuance costs on the balance sheet as a direct deduction from the related debt liability as opposed to an asset. Amortization of the costs will continue to be reported as interest expense. The update is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2015. Early adoption is permitted for financial statements that have not been previously issued, and the new guidance would be applied retrospectively to all prior periods presented. Adoption of this ASU is not expected to have a material effect on our financial position, operations or cash flows.

Future Contractual Obligations and Commitment

We incur contractual obligations and financial commitments in the normal course of our operations and financing activities. Contractual obligations include future cash payments required under existing contracts, such as debt and lease agreements. These obligations may result from both general financing activities and from commercial arrangements that are directly supported by related operating activities.

As of June 30, 2015, we have no future contractual obligations or commitments.

Off-Balance Sheet Arrangements

As of June 30, 2015, we have not entered into any transaction, agreement or other contractual arrangement with an entity unconsolidated under which it has:

•	a retained or contingent interest in assets transferred to the unconsolidated entity or similar arrangement that serves as credit;

•	liquidity or market risk support to such entity for such assets;

•	an obligation, including a contingent obligation, under a contract that would be accounted for as a derivative instrument; or

•	an obligation, including a contingent obligation, arising out of a variable interest in an unconsolidated entity that is held by, and material to us, where such entity provides financing, liquidity, market risk or credit risk support to or engages in leasing, hedging, or research and development services with us.

Inflation

We do not believe that inflation has had a material effect on our results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

Not applicable.

ITEM 4T. CONTROLS AND PROCEDURES

The Company’s management conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the 1934 Act) pursuant to Rule 13a-15 under the 1934 Act. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports it files or submits under the 1934 Act is recorded, processed, summarized and reported on a timely basis and that such information is communicated to management and the Company’s board of directors to allow timely decisions regarding required disclosure.

Based on this evaluation, it has been concluded that the design and operation of our disclosure controls and procedures are not effective since the following material weaknesses exist:

•	Since inception our chief executive officer also functions as our chief financial officer. As a result, our officers may not be able to identify errors and irregularities in the financial statements and reports.

•	We were unable to maintain full segregation of duties within our financial operations due to our reliance on limited personnel in the finance function. While this control deficiency did not result in any material adjustments to our financial statements, it could have resulted in a material misstatement that might have been prevented or detected by a segregation of duties.

•	Documentation of all proper accounting procedures is not yet complete.

To the extent reasonably possible given our limited resources, as financial resources become available we intend to take measures to cure the aforementioned weaknesses, including, but not limited to, the following:

•	Increasing the capacity of our qualified financial personnel to ensure that accounting policies and procedures are consistent across the organization and that we have adequate control over financial statement disclosures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

There are no legal proceedings, to which we are a party, which could have a material adverse effect on our business, financial condition or operating results.

ITEM 1A.	RISK FACTORS

There have been no changes to our Risk Factors included in our Registration Statement on Form S-1 that became effective with the Securities and Exchange Commission on July 17, 2015.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On January 22, 2015, the Company entered into an agreement with an unrelated third party, pursuant to which the Company will be provided with outsourced legal services for 198,000 shares of restricted common stock, valued at $49,500 (based on the estimated fair market value on the date of grant) and recognized as deferred offering costs.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

EXHIBITS. The following exhibits required by Item 601 to be filed herewith are incorporated by reference to previously filed documents:

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302

31.2	Certification of Chief Financial Officer pursuant to Section 302

32.1	Certification of Chief Executive Officer pursuant to Section 906

32.2	Certification of Chief Financial Officer pursuant to Section 906

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Schema

101.CAL**	XBRL Taxonomy Calculation Linkbase

101.DEF**	XBRL Taxonomy Definition Linkbase

101.LAB**	XBRL Taxonomy Label Linkbase

101.PRE**	XBRL Taxonomy Presentation Linkbase

**	Furnished herewith. XBRL (eXtensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 12, 2015.

Scor International Foods, Inc.

By:	/s/ Allan Bradley
Allan Bradley, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.

/s/ Allan Bradley	Chief Executive Officer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer and Director	August 12, 2015
Allan Bradley	Title	Date

