Form 10-Q
period 2015-09-30
Scor International Foods, Inc.
filed 2015-11-03
CIK 1635607

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended September 30, 2015

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

As of November 3, 2015, registrant had outstanding 39,798,000 shares of the registrant’s common stock.

FORM 10-Q

SCOR INTERNATIONAL FOODS, INC.

ITEM 1. Financial Statements for the period ended September 30, 2015

SCOR INTERNATIONAL FOODS, INC.

BALANCE SHEETS

(UNAUDITED)

	September 30,	December 31,
	2015	2014

ASSETS
Long term assets:
Deferred offering costs	$64,500	$—
Total assets	$64,500	$—

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$2,025	$1,350
Total current liabilities	2,025	1,350
Total liabilities	2,025	1,350

Stockholders' equity (deficit)
Common stock, $0.0001 par value, 150,000,000 shares authorized; 39,798,000 and 39,600,000 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	3,980	3,960
Additional paid-in-capital	70,892	(3,960)
Accumulated equity (deficit)	(12,397)	(1,350)
Total stockholders' equity (deficit)	62,475	(1,350)
Total liabilities and stockholders' equity (deficit)	$64,500	$—

The accompanying notes are an integral part of these unaudited financial statements.

SCOR INTERNATIONAL FOODS, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Nine Months	For the Three Months
	Ended September 30,	Ended September 30,
	2015	2015

Operating expenses:
General and administrative	$11,047	$2,856
Total operating expenses	11,047	2,856
Loss from operations	(11,047)	(2,856)

Loss before income taxes	(11,047)	(2,856)
Income taxes	—	—

Net loss	$(11,047)	$(2,856)

Net loss per share, basic and diluted	$(0.00)	$(0.00)

Weighted average number of shares outstanding basic and diluted	39,780,065	39,798,000

The accompanying notes are an integral part of these unaudited financial statements.

SCOR INTERNATIONAL FOODS, INC.

STATEMENT OF CASH FLOWS

(UNAUDITED)

		December 19, 2014
	For the Nine Months	(Inception) through
	Ended September 30,	December 31,
	2015	2014

Cash flows from operating activities:
Net loss	$(11,047)	$(1,350)
Adjustments to reconcile net loss to net cash provided by operating activities:
Expenses paid by founders	9,372	—
Changes in operating assets and liabilities:
Accounts payable	1,675	1,350
Net cash provided by operating activities	—	—

Net increase in cash	—	—

Cash at beginning of period	—	—
Cash at end of period	$—	$—

Non-cash investing and financing activities:
Accounts payable paid by founders	$1,000	$—
Stock issued for deferred offering costs	49,500	—
Deferred offering costs paid by founders	15,000	—

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$—	$—
Income taxes	—	—

The accompanying notes are an integral part of these unaudited financial statements.

SCOR INTERNATIONAL FOODS, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015

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

NOTE 2 – BASIS OF PRESENTATION

The financial statements are presented in United States dollars (“USD).

The interim unaudited financial statements as of September 30, 2015, and for the nine months ended September 30, 2015 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period. They do not include all of the information and footnotes required by GAAP for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2014 as filed in the Company’s Form S-1 filed with the Commission on July 17, 2015.

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

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company had an accumulated deficit of $12,397 and $1,350 as of September 30, 2015 and December 31, 2014, respectively, had net losses of $2,856 and $11,047 for the three and nine months ended September 30, 2015, respectively, with no revenue earned since inception, and a lack of operational history. These matters, among others, raise substantial doubt about our ability to continue as a going concern.

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

NOTE 4 – Related Party Transactions

The Company has not yet established a bank account. All Company expenses are paid by the sole officer and Director on behalf of the Company. $0 was paid by the sole officer and Director on behalf of the Company during 2014 and $25,372 was paid on behalf of the Company between for the nine months ended September 30, 2015.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SELECTED FINANCIAL DATA

The following table summarizes our selected financial data for the periods and as of the dates indicated. Our selected statement of operations data for the period from December 19, 2014 (inception) to December 31, 2014, and our selected balance sheet data as of December 31, 2014, has been derived from our audited financial statements as filed in the Company’s Form S-1 filed with the Commission on July 17, 2015. Our selected statements of operations data for the nine months ended September 30, 2015 and our selected balance sheet data as of September 30, 2015, have been derived from our unaudited interim financial statements included elsewhere in this filing. The unaudited interim condensed financial statements have been prepared on the same basis as the annual audited financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair presentation of the information for the periods presented. Our financial statements are prepared and presented in accordance with generally accepted accounting principles in the United States. Our historical results are not necessarily indicative of the results to be expected for any future periods. Our selected financial data should be read together with the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and with our financial statements and their related notes, which are included elsewhere in this prospectus.

	For the Nine Months	For the Three Months
	Ended September 30,	Ended September 30,
	2015	2015

Operating expenses:
General and administrative	$11,047	$2,856
Total operating expenses	11,047	2,856
Loss from operations	(11,047)	(2,856)

Loss before income taxes	(11,047)	(2,856)
Income taxes	—	—

Net loss	$(11,047)	$(2,856)

Net loss per share, basic and diluted	$(0.00)	$(0.00)

Weighted average number of shares outstanding basic and diluted	39,780,065	39,798,000

	September 30,	December 31,
	2015	2014

ASSETS
Long term assets:
Deferred offering costs	$64,500	$—
Total assets	$64,500	$—

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$2,025	$1,350
Total current liabilities	2,025	1,350
Total liabilities	2,025	1,350

Stockholders' equity (deficit)
Common stock, $0.0001 par value, 150,000,000 shares authorized; 39,798,000 and 39,600,000 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	3,980	3,960
Additional paid-in-capital	70,892	(3,960)
Accumulated equity (deficit)	(12,397)	(1,350)
Total stockholders' equity (deficit)	62,475	(1,350)
Total liabilities and stockholders' equity (deficit)	$64,500	$—

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

Overview

Scor International Foods, Inc. (“we” “our”or “us”) was established on December 19, 2014 in the State of Delaware.

We are engaged in the business of providing value-added production in the Ethnic Food manufacturing and distribution industry with product sold through large retailers and foodservice distributors. We source ingredients from all over the world, but primarily Canada. Once product is sourced, we provide saucing, breading, rolling, topping, mixing, vacuum packaging, and retail and foodservice packaging.

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

Plan of Operations

We have not begun our planned principal operations. Operating revenues are not expected to be significant in fiscal year 2015 as we continue to develop and provide value-added production in the Ethnic Food manufacturing and distribution industry with product sold through large retailers and foodservice distributors, as well as expand our value-added production facilities to additional geographic regions in Canada and the United States.

At September 30, 2015 we had no cash.

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

Results of Operations

For the Nine Months Ended September 30, 2015

We had no operations or revenue for the nine months ended September 30, 2015.

Operating expenses

For the nine months ended September 30, 2015, we had general and administrative expenses of $11,047 primarily due to professional fees.

Net loss before income taxes

Net loss before income taxes for the nine months ended September 30, 2015 totaled $11,047 primarily due to professional fees.

Assets and Liabilities

Assets were $64,500 as of June 30, 2015 consisting of deferred offering costs related to our initial public filing. Liabilities were $2,025 as of September 30, 2015. Liabilities consisted of accounts payable of $2,025.

Stockholders’ Equity (Deficit)

Stockholders’ equity was $62,475 as of September 30, 2015. Stockholder’s equity consisted primarily of shares issued to founders and services paid by founders of $25,372, shares issued for deferred offering costs associated with our initial public offering of $49,500, and the accumulated deficit at September 30, 2015 of $12,397.

For the Three Months Ended September 30, 2015

We had no operations or revenue for the three months ended September 30, 2015.

Operating expenses

For the three months ended September 30, 2015, we had general and administrative expenses of $2,856 primarily due to professional fees.

Net loss before income taxes

Net loss before income taxes for the three months ended September 30, 2015 totaled $2,856 primarily due to professional fees.

Liquidity and Capital Resources

General – Overall, we had limited cash flows for the nine months ended September 30, 2015.

The following is a summary of our cash flows provided by (used in) operating, investing, and financing activities during the periods indicated:

Nine Months Ended
September 30, 2015

Net cash provided by (used in):
Operating activities	$—
Investing activities	—
Financing activities	—

Net increase in cash and cash equivalents	$—

Cash Flows from Operating Activities – For the nine months ended September 30, 2015 we had no cash flows provided by operations. During the nine months ended September 30, 2015, net cash was primarily due to expenses paid by founders of $9,372, and an increase in accounts payable of $1,675, offset by a net loss of $11,047.

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

Fiscal year end

Our fiscal year end is December 31.

Going Concern

Our independent auditors have added an explanatory paragraph to their audit opinion issued in connection with our financial statements. We had an accumulated deficit of $12,397 and $1,350 as of September 30, 2015 and December 31, 2014, respectively, had net losses of $2,856 and $11,047 for the three and nine months ended September 30, 2015, respectively, and limited cash provided by (used in) operating activities for the three and nine months ended September 30, 2015, with no revenue earned since inception, and a lack of operational history.

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

Fair Value of Financial Instruments

We apply the provisions of accounting guidance, FASB Topic ASC 825 that requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value, and defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of September 30, 2015 and December 31, 2014, the fair value of accounts payable approximated carrying value due to the short maturity of the instruments, quoted market prices or interest rates which fluctuate with market rates.

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

As of September 30, 2015, we have no future contractual obligations or commitments.

Off-Balance Sheet Arrangements

As of September 30, 2015, we have not entered into any transaction, agreement or other contractual arrangement with an entity unconsolidated under which it has:

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

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 3, 2015.

Scor International Foods, Inc.

By:	/s/ Allan Bradley
Allan Bradley, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed   below by the following person on behalf of the Registrant and in the capacity and on the date indicated.

/s/ Allan Bradley	Chief Executive Officer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer and Director	November 3, 2015
Allan Bradley	Title	Date

